Form 10QSB
period 2002-03-31
MEES MASONRY CORP
filed 2002-05-15
CIK 1157509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                 to
                                          -----------------   -----------------

Commission File Number:  000-49753


                            Mees Masonry Corporation
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                              45-0461176
------                                                              ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

               11809 Elsa Rosa Drive, Menoken, North Dakota 58558
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (701) 255-2850
                                 --------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as at the latest practical date. As at May 15, 2002, there were 9,320,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------



                            Mees Masonry Corporation
                                  Balance Sheet
                                    Unaudited

                                   A S S E T S
                                   -----------

                                                                     March 31          June 30
                                                                      2002              2001
                                                                 ---------------   ----------------
Current Assets
      Cash                                                       $       29,728    $         5,420
      Accounts Receivable                                                     -                  0
                                                                 ---------------   ----------------
             Total Current Assets                                        29,728              5,420

Fixed Assets
      Vehicles                                                           94,097             53,097
      Equipment                                                          39,977             39,977
                                                                 ---------------   ----------------
      Less: Accumulated Depreciation                                    (68,664)           (48,356)
                                                                 ---------------   ----------------
             Total Fixed Assets                                          65,410             44,718

             Total Assets                                        $       95,138    $        50,138
                                                                 ===============   ================

                              L I A B I L I T I E S
                              ---------------------

Current Liabilities
      Accounts Payable and accrued expenses                              16,936              3,908
                                                                 ---------------   ----------------
             Total Current Liabilities                                   16,936              3,908

             Total Liabilities                                           16,936              3,908

      Commitments and Contingencies                                           -                  -

                      S T O C K H O L D E R S ' E Q U I T Y
                      -------------------------------------

Preferred Stock                                                               -                  -
  25,000,000 authorized shares, par value $.001
  no shares issued and outstanding
Common Stock                                                              9,320              8,550
  100,000,000 authorized shares, par value $.001
  9,320,000 shares issued and outstanding
Additional Paid-in-Capital                                              501,172            463,442
Accumulated Deficit                                                    (432,290)          (425,762)
                                                                 ---------------   ----------------
             Total Stockholders' Equity (Deficit)                        78,202             46,230
                                                                 ---------------   ----------------
             Total Liabilities and Stockholders' Equity          $       95,138    $        50,138
                                                                 ===============   ================






                The accompanying notes are integral part of the
                       consolidated financial statements.

                            Mees Masonry Corporation
                            Statements of Operations
                                    Unaudited

                                                             Three Months Ended         Nine Months Ended
                                                            --------------------      -------------------
                                                                   March 31,               March 31
Revenues:                                                             2002                   2002
---------                                                   --------------------      -------------------
       Revenue                                              $            85,502       $          328,293
                                                            --------------------      -------------------
            Total Revenues                                               85,502                  328,293

Cost of Revenues:
-----------------
       Materials                                                         23,020                   96,801
       Wages                                                              9,489                   80,666
       Payroll Taxes                                                      8,186                   24,238
                                                            --------------------      -------------------
            Total Cost of Revenues                                       40,695                  201,705

            Gross Profit                                                 44,807                  126,588

Expenses:
---------
       Depreciation                                                       6,772                   20,316
       Insurance                                                          1,932                    5,908
       Contract Services                                                  1,286                    7,001
       Legal & Professional                                                 300                   34,300
       Officer's Salary                                                   6,000                   30,646
       Operating Expenses                                                 7,693                   34,944
                                                            --------------------      -------------------
            Total Expenses                                               23,984                  133,116

            Net Income (Loss) from Operations                            20,823                   (6,528)

Provision for Income Taxes:
---------------------------
       Income Tax Benefit (Expense)                                           -                        -
                                                            --------------------      -------------------
            Net Income (Loss)                               $            20,823       $           (6,528)
                                                            ====================      ===================
Basic and Diluted Earnings Per Common Share                                0.00                    (0.00)
                                                            --------------------      -------------------
Weighted Average number of Common Shares                              9,320,000                9,244,600
       used in per share calculations                       ====================      ===================






               The accompanying notes are integral part of the
                       consolidated financial statements.

                            Mees Masonry Corporation
                            Statements of Cash Flows
                                    Unaudited

                                                                                   Three Months          Nine Months
                                                                                  Ending March 31      Ending March 31
Cash Flows from Operating Activities:                                                  2001                 2001
-------------------------------------                                             ----------------  ------------------

       Net Income (Loss)                                                           $        20,823   $          (6,528)

       Adjustments to reconcile net income (loss) to net cash
       provided(used) to operating activities:
               Depreciation                                                                  6,772              20,308
               Accounts Receivable                                                          17,350                   -
               Accounts Payable                                                             13,654              13,208
                                                                                   ----------------  ------------------
               Total Adjustments                                                            37,776              33,516
                                                                                   ----------------  ------------------
Net Cash provided (used) in Operating Activities                                   $        58,599   $          26,988


Cash Flows from Investing Activities:
-------------------------------------

       Capital Expenditures                                                                (41,000)            (41,000)
                                                                                   ----------------  ------------------
Net Cash provided (used) in Investing Activities                                   $       (41,000)  $         (41,000)
                                                                                   ----------------  ------------------
Cash Flows from Financing Activities:
-------------------------------------

       Common Stock/Additional Paid in Capital                                                   -              38,500
       Note Payable                                                                              -                   -
                                                                                   ----------------  ------------------
Net Cash provided (used) by Financing Activities                                   $             -   $          38,500
                                                                                   ----------------  ------------------
Net Increase (Decrease) in Cash                                                    $        17,599   $          24,488

Cash Balance,  Beginning of Period                                                          12,129               5,240
                                                                                   ----------------  ------------------
Cash Balance,  End  of Period                                                      $        29,728   $          29,728
                                                                                   ================  ==================
Supplemental cashflow informaiton:
       Cash Paid for interest                                                      $             -   $               -
       Cash Paid for income taxes                                                  $             -   $               -





               The accompanying notes are integral part of the
                       consolidated financial statements.

                            Mees Masonry Corporation
                            ------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                 MARCH 31, 2002
                                 --------------

                                   (Unaudited)
                                   -----------


NOTE 1 - ORGANIZATION

Mees Masonry Corporation ("the Company") was incorporated under the laws of the State of North Dakota on May 22, 2001 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of North Dakota. The company has a total of 125,000,000 authorized shares with 100,000,000 shares of common stock and 25,000,000 with a par value of $.001 per share and with 9,320,000 shares of common stock issued and outstanding as of March 31, 2002.

NOTE 2 - BASIS OF PRESENTATION

         The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three ended March 31, 2002 and for the nine months ending March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal years ended June 30, 2002. The June 30, 2001 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form SB-2, as amended.

         Shares of common stock issued by the Company for other than cash have been assigned amount equivalent to the fair value of the service or assets received in exchange.

         Start-up and organization costs are recorded in accordance with the provisions of Statement of Position 98-5, "Reporting Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as incurred.

                            Mees Masonry Corporation
                            ------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                 MARCH 31, 2002
                                 --------------

                                   (Unaudited)
                                   ----------

NOTE 2 - BASIS OF PRESENTATION (con't)

        The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods. Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Note 3 - common stock
         In July 2001, the Company completed an offering (506) of 770,000 shares of common stock for a total cash price of $38,500 to unrelated individuals. The Company used those funds to provide legal and professional fees associated with the Company's offering.
NOTE 4 - COMMITMENTS AND CONTINGENCIES
        The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. Currently, the Company is not subject to any legal proceedings or other claims.

Item 2.  Plan of Operation
--------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

We are a supplier and contractor of masonry services for commercial and residential properties in the areas at Bismarck and Mandan, North Dakota. Our predecessor, Mees Masonry, a sole proprietorship, was involved in the masonry and bricklaying industry for over thirty-two years. We provide masonry and bricklaying services to developers and builders of residential and commercial properties on a contract basis. We are primarily engaged in the laying and installation of masonry products of varying shapes, sizes, colors and wall sections that enhance functional and aesthetic value of a structure.

In performing our services, we also provide masonry products to our customers in a variety of shapes and sizes that offer design flexibility as well as beauty and durability. We obtain these products from third-party providers. Our staff is able to discuss technical details, sizes, colors, textures, and the varieties available from several manufacturers, which enables us to customize a project to meet the specialized needs of the client. Our planned expansion includes establishing Bismarck, North Dakota as our corporate headquarters, installing computers to provide management with the tools to cost-effectively manage projected growth, and hiring and training staff to complete the establishment of additional offices in Fargo, Grand Forks, and Minot, North Dakota.

For the three-month period ended March 31, 2002.
------------------------------------------------

Liquidity and Capital Resources. We had cash of $29,728 as at March 31, 2002. We believe that our available cash is sufficient to meet our current operating expenses. Our total net fixed assets as at March 31, 2002 were $65,410, which were represented by $94,097 for vehicles and $39,977 for equipment, less accumulated depreciation of $68,664. Therefore, our total assets as at March 31, 2002 were $95,138.

As at March 31, 2002, we had total current liabilities of $16,936, which were represented solely by accounts payable and accrued expenses. As at March 31, 2002, our total liabilities were also $16,936. We had no other long term commitments or contingencies.

Results of Operations.

Revenues. During the three month period ended March 31, 2002, we realized revenues of $85,502 from sale of masonry products and services. Our cost of revenues was $40,695 for the three month period ended March 31, 2002, which was represented by $23,020 in materials, $9,489 in wages, and $8,186. Therefore, our gross profit for the three month period ended March 31, 2002, was $44,807.

Operating Expenses. Our total expenses were $23,984 for the three month period ended March 31, 2002. This was represented by $6,772 in depreciation, $1,932 in insurance, $1,286 in contract services, $300 in legal and professional services, $6,000 in officer's salary, and $7,693 in operating expenses. Therefore, for the three month period ended March 31, 2002, we experienced net income of $20,823.

Based on our historical analysis of our expenses, we expect expenses for labor, materials and insurance to increase slightly during the fiscal year 2002. We do not anticipate any significant trends which will affect our future operations.

Our Plan of Operation for the Next Twelve Months. We have generated a total of $328,293 in revenues from our operations for the nine months ended March 31, 2002. To implement our business plan during the next twelve months, we will be establishing our corporate headquarters in the Bismarck, North Dakota area. We must continue to conduct our masonry business and promote its expansion.

We will be contracting with a local company to establish a website presence. We plan that our website will feature all of our available services and associated products, and that it will serve as a showcase for some of our most outstanding projects, and give customers ideas for decorating options. The website will also provide a forum for customers to contact us, request information and obtain quotes for work.

To expand our marketing activities, we intend to acquire a professional trade show booth to take to local homebuilder shows. We plan to have the booth developed by a professional designer to showcase our services along with the associated products. We hope to cultivate our existing and prospective relationships with our clients so that we become their primary source for new and referral work.

Our plan of operation depends on our ability to generate revenues. We believe that we will generate increased revenues in the next three months. Any revenues generated will be used to increase our marketing activities as well as expand our operations.

We are obligated to pay $868 a month in loan payments on vehicles. If we are able to generate increased revenues over the next three months, we will use a portion of such revenues to finance our business expansion activities. We also plan to raise additional funds through equity financings; specifically, through the sale of our common stock. We may also arrange for loans if the terms are favorable. However, there is no guaranty that we will be able to generate increased revenues or that we will be able to attract investors. There is also no guaranty that we will be able to arrange for loans on favorable terms. If we are not able to raise additional funds to finance our expansion plans, then we will not be able to expand our operations. As a result, we may continue to suffer losses.

We had cash of $29,728 as at March 31, 2002. In the opinion of management, available funds, taking into account our current revenue level and our belief that we will timely collect our accounts receivables, will satisfy our working capital requirements through our fiscal year ending June 30, 2002. Specifically, we believe that our overhead can be reduced and that because we expended most of our start-up costs during the first month of our operation, we will be able to reduce our overall expenses.

Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we may need to raise additional capital to expand our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then we may not be able to expand our operations. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

We are not currently conducting any research and development activities, other than the development of our website. We do not anticipate conducting such activities in the near future. We do not anticipate that we will purchase or sell any significant equipment. As at May 15, 2002, we did not have any commitments for material expenditures. We are in the preliminary stages of planning our expansion, therefore, we have not negotiated any agreements or contracts related to our planned expansion. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.


                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 2. Changes in Securities.
------------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Mees Masonry Corporation
                                a Nevada corporation



May 15, 2002                    By:      /s/ Theodore C. Mees, Sr
                                         -----------------------------------
                                         Theodore C. Mees, Sr
                                Its:     President, Treasurer, Director